Form 10-K
period 2018-12-31
BENCHMARK 2018-B3 COMMERCIAL MORTGAGE TRUST
filed 2019-03-29
CIK 1734103

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number

333-207132-17

(Commission File Number of issuing entity)

0001734103

(Central Index Key Number of issuing entity)

Benchmark 2018-B3 Commercial Mortgage Trust

(Exact name of issuing entity as specified in its charter)

333-207132

(Commission File Number of depositor)

0001258361

(Central Index Key Number of depositor)

Citigroup Commercial Mortgage Securities Inc.

(Exact name of depositor as specified in its charter)

German American Capital Corporation

(Central Index Key Number: 0001541294)

JPMorgan Chase Bank, National Association

(Central Index Key Number: 0000835271)

Citi Real Estate Funding Inc.

(Central Index Key Number: 0001701238)

(Exact name of sponsor as specified in its charter)

82-5155939
82-5171433
New York	82-7066608
(State or other jurisdiction of incorporation or organization of the issuing entity)	(I.R.S. Employer Identification No.)

c/o Citibank, N.A.

388 Greenwich Street, 14th Floor

New York, New York 10013

(Address of principal executive offices of issuing entity)

(212) 816-5614

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒   No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Not Applicable

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Not Applicable

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer ☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not Applicable

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Not Applicable

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Not Applicable

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

Not Applicable

PART I

Item 1. Business.

Omitted.

Item 1A. Risk Factors.

Omitted.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Omitted.

Item 3. Legal Proceedings.

Omitted.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Omitted.

Item 6. Selected Financial Data.

Omitted.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Omitted.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Omitted.

Item 8. Financial Statements and Supplementary Data.

Omitted.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Omitted.

Item 9A. Controls and Procedures.

Omitted.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Omitted.

Item 11. Executive Compensation.

Omitted.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Omitted.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Omitted.

Item 14. Principal Accounting Fees and Services.

Omitted.

ADDITIONAL DISCLOSURE ITEMS REQUIRED BY GENERAL INSTRUCTION J(2)

Item 1112(b) of Regulation AB

No mortgage loan in the pool assets for Benchmark 2018-B3 Commercial Mortgage Trust constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB.

Item 1114(b)(2) and Item 1115(b) of Regulation AB

No entity or group of affiliated entities provides any external credit enhancement, uses any derivative instruments or other support for the certificates within this transaction.

Item 1117 of Regulation AB

Disclosure from Citibank, N.A., as Certificate Administrator:

Citibank, N.A. (“Citibank”) is acting as the Certificate Administrator of this commercial mortgage-backed securities (“CMBS”) transaction. In the ordinary course of business, Citibank is involved in a number of legal proceedings, including in connection with its role as trustee of certain residential mortgage-backed securities (“RMBS”) transactions. Certain of these Citibank as trustee-related matters are disclosed herein.

On June 18, 2014, a civil action was filed against Citibank in the Supreme Court of the State of New York by a group of investors in 48 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee, asserting claims for purported violations of the Trust Indenture Act of 1939 (the “Trust Indenture Act”), breach of contract, breach of fiduciary duty and negligence based on Citibank’s alleged failure to perform its duties as trustee for the 48 RMBS trusts. On November 24, 2014, plaintiffs sought leave to withdraw this action. On the same day, a smaller subset of similar plaintiff investors in 27 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee, filed a new civil action against Citibank in the United States District Court for the Southern District of New York asserting similar claims as the prior action filed in state court. In January 2015, the court closed plaintiffs’ original state court action. On September 8, 2015, the federal court dismissed all claims as to 24 of the 27 trusts and allowed certain of the claims to proceed as to the other three trusts. Subsequently, plaintiffs voluntarily dismissed all claims with respect to two of the three trusts. On April 7, 2017, Citibank filed a motion for summary judgment. Plaintiffs filed its consolidated opposition brief and cross motion for partial summary judgment on May 22, 2017. Briefing on those motions was completed on August 4, 2017. On March 22, 2018, the court granted Citibank’s motion for summary judgment in its entirety, denied Plaintiffs’ motion for summary judgment and ordered the clerk to close the case. On April 20, 2018, plaintiffs filed a notice of appeal. Plaintiffs’ opening brief was filed on August 3, 2018. Citibank filed its opposition on November 2, 2018. Plaintiffs’ filed their reply on November 16, 2018.

On November 24, 2015, the same investors that brought the federal case brought a new civil action in the Supreme Court of the State of New York related to 25 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee. This case includes the 24 trusts previously dismissed in the federal action, and one additional trust. The investors assert claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, and violation of New York’s Streit Act (the “Streit Act”). Following oral argument on Citibank’s motion to dismiss, plaintiffs filed an amended complaint on August 5, 2016. On June 27, 2017, the state court issued a decision, dismissing the event of default claims, mortgage-file-related claims, the fiduciary duty claims, and the conflict of interest claims. The decision sustained certain breach of contract claims including the claim alleging discovery of breaches of representations and warranties, a claim related to robo-signing, and the implied covenant of good faith claim. Citibank appealed the lower court’s decision, and on January 16, 2018, the Appellate Division, First Department, dismissed the claims related to robo-signing and the implied covenant of good faith, but allowed plaintiffs’ claim alleging discovery of breaches of representations and warranties to proceed.

On August 19, 2015, the Federal Deposit Insurance Corporation (“FDIC”) as receiver for a failed financial institution filed a civil action against Citibank in the Southern District of New York. This action relates to one private-label RMBS trust for which Citibank formerly served as trustee. FDIC asserts claims for breach of contract, violation of the Streit Act, and violation of the Trust Indenture Act. Citibank jointly briefed a motion to dismiss with The Bank of New York Mellon and U.S. Bank, N.A., entities that have also been sued by FDIC in their capacity as trustee, and these cases have all been consolidated in front of Judge Carter. On September 30, 2016, the court granted the motion to dismiss without prejudice for lack of subject matter jurisdiction. On October 14, 2016, FDIC filed a motion for reargument or relief from judgment from the court’s dismissal order. On July 11, 2017, Judge Carter ruled on the motion for reconsideration regarding his dismissal of the action. He denied reconsideration of his decision on standing, but granted leave to amend the complaint by October 9, 2017. The FDIC subsequently requested an extension of time to file its amended complaint, which was granted. The FDIC filed its amended complaint on December 8, 2017. Defendants jointly filed a motion to dismiss the amended complaint on March 13, 2018. On April 18, 2018, plaintiff filed its opposition. Defendants filed their joint reply on May 3, 2018.

There can be no assurances as to the outcome of litigation or the possible impact of litigation on the trustee or the RMBS trusts. However, Citibank denies liability and continues to vigorously defend against these litigations. Furthermore, neither the above-disclosed litigations nor any other pending legal proceeding involving Citibank will materially affect Citibank’s ability to perform its duties as Certificate Administrator under the pooling and servicing agreement for this CMBS transaction.

Disclosure from Wells Fargo Bank, National Association, as certificate administrator for the EOS 21 mortgage loan, the InterContinental San Francisco mortgage loan, the Rochester Hotel Portfolio mortgage loan, the 599 Broadway mortgage loan and the Towers at University Town Center mortgage loan under the Benchmark 2018-B2 PSA, the Twelve Oaks Mall mortgage loan under the GSMS 2018-GS9 PSA, the Marina Heights State Farm mortgage loan under the GSMS 2017-FARM TSA, the 90 Hudson mortgage loan under the Benchmark 2018-B1 PSA and the 315 West 36th Street mortgage loan under the COMM 2018-COR3 PSA:

Since June 18, 2014, a group of institutional investors have filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts. The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee’s alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Wells Fargo Bank has reached an agreement, in which it denies any wrongdoing, to resolve these claims on a classwide basis for the 271 RMBS trusts currently at issue. The settlement agreement is subject to court approval. Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning 57 RMBS trusts in New York federal and state court are not covered by the agreement. With respect to the foregoing litigations, Wells Fargo Bank believes plaintiffs’ claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the RMBS trusts.

Item 1119 of Regulation AB

Provided previously in the prospectus of the Registrant relating to the issuing entity and filed on April 10, 2018 pursuant to Rule 424(b)(2) of the Securities Act of 1933, as amended.

Item 1122 of Regulation AB

The reports on assessment of compliance with servicing criteria for asset-backed securities and related attestation reports are attached hereto under Item 15.

The report on assessment of compliance with applicable servicing criteria furnished pursuant to Item 1122 of Regulation AB by Midland Loan Services, a Division of PNC Bank National Association (“Midland”) discloses that a material instance of noncompliance occurred, as described below:

Material Instance of Noncompliance

In certain instances, the Schedule AL Files (Item 1125 of Regulation AB) were not reported in accordance with the terms specified in the transaction agreements, in conflict with Item 1122(d)(3)(i): “Reports to investors, including those to be filed with the Commission, are maintained in accordance with the transaction agreements and applicable Commission requirements. Specifically, such reports: (A) Are prepared in accordance with timeframes and other terms set forth in the transaction agreements”. The noncompliance consisted of omitted or inaccurately reported numbers due to the following: (1) the initial setup files contained information at the asset level, and Midland was required to manually compile the information to present it at the loan level as required by Schedule AL; and (2) certain reporting requirements required manual processing by Midland, including the use of various data computation formulas, quality control checks and analysis.

The identified instances did not involve the servicing of the assets backing the asset-backed securities covered in this Form 10-K report.

Steps Taken to Remedy the Material Instance of Noncompliance

Midland is currently remediating the Schedule AL reporting for the CMBS transactions found to be incorrect, and will be making improvements to its systems, processes and procedures to support its Schedule AL reporting obligations.

The report on assessment of compliance with applicable servicing criteria furnished pursuant to Item 1122 of Regulation AB by CWCapital Asset Management LLC (“CWCAM”), as special servicer for the EOS 21 mortgage loan, the InterContinental San Francisco mortgage loan, the Rochester Hotel Portfolio mortgage loan, the 599 Broadway mortgage loan and the Towers at University Town Center mortgage loan under the Benchmark 2018-B2 PSA, discloses that a material instance of noncompliance occurred, as described below:

Material Instance of Noncompliance:

CWCAM’s assessment of compliance with the Applicable Servicing Criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB as of December 31, 2018 and for the reporting period, disclosed a material instance of noncompliance occurred with respect to the servicing criterion set forth in 1122(d)(2)(vii), as follows:

•	With respect to compliance 1122(d)(2)(vii), CWCAM’s policies and procedures were not properly followed with respect to timely completion of bank reconciliations.

1122(d)(2)(vii): Reconciliations are prepared on a monthly basis for all asset-backed securities related bank accounts, including custodial accounts and related bank clearing accounts. These reconciliations: (A) are mathematically accurate; (B) are prepared within 30 calendar days after the bank statement cutoff date, or such other number of days specified in the transaction agreements; (C) are reviewed and approved by someone other than the person who prepared the reconciling items; and (D) contain explanations for reconciling items. These reconciling items are resolved within 90 calendar days of their original identification, or such other number of days specified in the transaction agreements.

The instance of material noncompliance, for the reporting period included a failure to complete the required bank reconciliations within 30 calendar days after the bank statement cutoff date. In five of the twelve months related to the reporting period, the required reconciliations were not completed within the 30 calendar days requirement as follows:

February 2018: bank reconciliations were prepared on June 22, 2018

March 2018: bank reconciliations were prepared on May 1, 2018

September 2018: bank reconciliations were prepared on November 6, 2018

November 2018: bank reconciliations were prepared on February 19, 2019

December 2018: bank reconciliations were prepared on February 6, 2019

The identified instances did not involve the servicing of the assets backing the asset-backed securities covered in this Form 10-K report.

Steps Taken to Remedy the Material Instance of Noncompliance

In response to the lack of adherence to company policy and procedures, CWCAM’s Compliance Committee reviewed the reasons for noncompliance and added two additional procedures to supplement its existing procedures:

1) the accounting department has added the completion of bank account reconciliations within 30 calendar days to its monthly closing checklist, which is reviewed and signed off by a CWCAM officer; and

2) the Chief Financial Officer has set up a monthly electronic reminder requiring that the completed bank reconciliations be forwarded to the CFO for an additional layer of review.

Item 1123 of Regulation AB

The servicer compliance statements are attached hereto under Item 15.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	List the following documents filed as a part of the report:

(1)	Not Applicable

(2)	Not Applicable

(3)	Exhibits listed below are either included or incorporated by reference as indicated below:

Exhibit Number	Description

4.1	Pooling and Servicing Agreement, dated as of April 1, 2018 (the “Benchmark 2018-B3 PSA”), by and among Citigroup Commercial Mortgage Securities Inc., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer and special servicer, Park Bridge Lender Services LLC, as operating advisor and asset representations reviewer, Citibank, N.A., as certificate administrator, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K dated April 10, 2018, and filed by the registrant on April 10, 2018 under Commission File No. 333-207132-17, and is incorporated by reference herein).

4.2	Pooling and Servicing Agreement, dated as of February 1, 2018 (the “Benchmark 2018-B2 PSA”), by and among J.P. Morgan Chase Commercial Mortgage Securities Corp., as depositor, KeyBank National Association, as master servicer, CWCapital Asset Management LLC, as special servicer, Pentalpha Surveillance LLC, as operating advisor and asset representations reviewer, and Wells Fargo Bank, National Association, as certificate administrator and trustee (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K dated April 10, 2018, and filed by the registrant on April 10, 2018 under Commission File No. 333-207132-17, and is incorporated by reference herein)[1].

[1]

The EOS 21 mortgage loan, which represented approximately 5.5% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The InterContinental San Francisco mortgage loan, which represented approximately 4.6% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Rochester Hotel Portfolio mortgage loan, which represented approximately 3.7% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The 599 Broadway mortgage loan, which represented approximately 3.2% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Tower at University Town Center mortgage loan, which represented approximately 1.0% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The EOS 21 mortgage loan, the InterContinental San Francisco mortgage loan, the Rochester Hotel Portfolio mortgage loan, the 599 Broadway mortgage loan, the Towers at University Town Center mortgage loan and each of the related companion loan(s) are serviced pursuant to the Benchmark 2018-B2 PSA.

4.3	Pooling and Servicing Agreement, dated as of March 1, 2018 (the “CGCMT 2018-B2 PSA”), by and among Citigroup Commercial Mortgage Securities Inc., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, LNR Partners, LLC, as special servicer, Park Bridge Lender Services LLC, as operating advisor and asset representations reviewer, Citibank, N.A., as certificate administrator, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K dated April 10, 2018, and filed by the registrant on April 10, 2018 under Commission File No. 333-207132-17, and is incorporated by reference herein)[2].

4.4	Pooling and Servicing Agreement, dated as of March 1, 2018 (the “GSMS 2018-GS9 PSA”), by and among GS Mortgage Securities Corporation II, as depositor, Wells Fargo Bank, National Association, as master servicer, Rialto Capital Advisors, LLC, as special servicer, Pentalpha Surveillance LLC, as operating advisor and asset representations reviewer, and Wells Fargo Bank, National Association, as certificate administrator and trustee (filed as Exhibit 4.4 to the registrant’s Current Report on Form 8-K dated April 10, 2018, and filed by the registrant on April 10, 2018 under Commission File No. 333-207132-17, and is incorporated by reference herein)[3].

4.5	Trust and Servicing Agreement, dated as of September 1, 2017 (the “GSMS 2017-FARM TSA”), by and among GS Mortgage Securities Corporation II, as depositor, KeyBank National Association, as servicer, AEGON USA Realty Advisors, LLC, as special servicer, Pentalpha Surveillance LLC, as operating advisor, and Wells Fargo Bank, National Association, as certificate administrator, custodian and trustee (filed as Exhibit 4.5 to the registrant’s Current Report on Form 8-K dated April 10, 2018, and filed by the registrant on April 10, 2018 under Commission File No. 333-207132-17, and is incorporated by reference herein)[4].

4.6	Pooling and Servicing Agreement, dated as of January 1, 2018 (the “Benchmark 2018-B1 PSA”), by and among Deutsche Mortgage & Asset Receiving Corporation, as depositor, Wells Fargo Bank, National Association, as master servicer, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer, Park Bridge Lender Services LLC, as operating advisor and asset representations reviewer, Wells Fargo Bank, National Association, as certificate administrator, paying agent and custodian, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.6 to the registrant’s Current Report on Form 8-K dated April 10, 2018, and filed by the registrant on April 10, 2018 under Commission File No. 333-207132-17, and is incorporated by reference herein)[5].

[2]

The SoCal Portfolio mortgage loan, which represented approximately 4.6% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The SoCal Portfolio mortgage loan and the related companion loan(s) are serviced pursuant to the CGCMT 2018-B2 PSA.

[3]

The Twelve Oaks Mall mortgage loan, which represented approximately 4.6% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Twelve Oaks Mall mortgage loan and the related companion loan(s) are serviced pursuant to the GSMS 2018-GS9 PSA.

[4]

The Marina Heights State Farm mortgage loan, which represented approximately 4.1% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Marina Heights State Farm mortgage loan and the related companion loan(s) are serviced pursuant to the GSMS 2017-FARM TSA.

[5]

The 90 Hudson mortgage loan, which represented approximately 2.7% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The 90 Hudson mortgage loan and the related companion loan(s) are serviced pursuant to the Benchmark 2018-B1 PSA.

4.7	Pooling and Servicing Agreement, dated as of May 1, 2018 (the “COMM 2018-COR3 PSA”), by and among Deutsche Mortgage & Asset Receiving Corporation, as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer and special servicer, Park Bridge Lender Services LLC, as operating advisor and asset representations reviewer, Wells Fargo Bank, National Association, as certificate administrator, paying agent and custodian, and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K dated May 22, 2018, and filed by the registrant on May 29, 2018 under Commission File No. 333-207132-17, and is incorporated by reference herein)[6].

31	Rule 15d-14(d) Certification

33	Reports on assessment of compliance with servicing criteria for asset-backed securities.[7]

33.1	Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer

33.2	Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer (see Exhibit 33.1)

33.3	Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor

33.4	Report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator

33.5	Report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as servicing function participant

33.6	Report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as master servicer for the EOS 21 mortgage loan, the InterContinental San Francisco mortgage loan, the Rochester Hotel Portfolio mortgage loan, the 599 Broadway mortgage loan and the Towers at University Town Center mortgage loan under the Benchmark 2018-B2 PSA

33.7	Report on assessment of compliance with servicing criteria for asset-backed securities, CWCapital Asset Management LLC, as special servicer for the EOS 21 mortgage loan, the InterContinental San Francisco mortgage loan, the Rochester Hotel Portfolio mortgage loan, the 599 Broadway mortgage loan and the Towers at University Town Center mortgage loan under the Benchmark 2018-B2 PSA

[6]

The 315 West 36th Street mortgage loan, which represented approximately 2.7% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The 315 West 36th Street mortgage loan and the related companion loan(s) were serviced pursuant to the Benchmark 2018-B3 PSA prior to May 22, 2018. The 315 West 36th Street mortgage loan and the related companion loan(s) are serviced pursuant to the COMM 2018-COR3 PSA on and after May 22, 2018.

[7]

Pursuant to Instruction 3 to Item 1122 of Regulation AB, the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of (i) LNR Partners, LLC, as special servicer for The SoCal Portfolio mortgage loan under the CGCMT 2018-B2 PSA, (ii) Rialto Capital Advisors, LLC, as special servicer for the Twelve Oaks Mall mortgage loan under the GSMS 2018-GS9 PSA, and (iii) AEGON USA Realty Advisors, LLC, as special servicer for the Marina Heights State Farm mortgage loan under the GSMS 2017-FARM TSA, are not included in this report on Form 10-K because each of LNR Partners, LLC, Rialto Capital Advisors, LLC and AEGON USA Realty Advisors, LLC performed activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to 5% or less of the pool assets of the issuing entity.

33.8	Report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor for the EOS 21 mortgage loan, the InterContinental San Francisco mortgage loan, the Rochester Hotel Portfolio mortgage loan, the 599 Broadway mortgage loan and the Towers at University Town Center mortgage loan under the Benchmark 2018-B2 PSA

33.9	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the EOS 21 mortgage loan, the InterContinental San Francisco mortgage loan, the Rochester Hotel Portfolio mortgage loan, the 599 Broadway mortgage loan and the Towers at University Town Center mortgage loan under the Benchmark 2018-B2 PSA

33.10	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the EOS 21 mortgage loan, the InterContinental San Francisco mortgage loan, the Rochester Hotel Portfolio mortgage loan, the 599 Broadway mortgage loan and the Towers at University Town Center mortgage loan under the Benchmark 2018-B2 PSA

33.11	Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer for The SoCal Portfolio mortgage loan under the CGCMT 2018-B2 PSA (see Exhibit 33.1)

33.12	Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for The SoCal Portfolio mortgage loan under the CGCMT 2018-B2 PSA (see Exhibit 33.3)

33.13	Report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator for The SoCal Portfolio mortgage loan under the CGCMT 2018-B2 PSA (see Exhibit 33.4)

33.14	Report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as servicing function participant for The SoCal Portfolio mortgage loan under the CGCMT 2018-B2 PSA (see Exhibit 33.5)

33.15	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Twelve Oaks Mall mortgage loan under the GSMS 2018-GS9 PSA

33.16	Report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor for the Twelve Oaks Mall mortgage loan under the GSMS 2018-GS9 PSA (see Exhibit 33.8)

33.17	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Twelve Oaks Mall mortgage loan under the GSMS 2018-GS9 PSA (see Exhibit 33.9)

33.18	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Twelve Oaks Mall mortgage loan under the GSMS 2018-GS9 PSA (see Exhibit 33.10)

33.19	Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Twelve Oaks Mall mortgage loan under the GSMS 2018-GS9 PSA

33.20	Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Twelve Oaks Mall mortgage loan under the GSMS 2018-GS9 PSA

33.21	Report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as servicer for the Marina Heights State Farm mortgage loan under the GSMS 2017-FARM TSA (see Exhibit 33.6)

33.22	Report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor for the Marina Heights State Farm mortgage loan under the GSMS 2017-FARM TSA

33.23	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Marina Heights State Farm mortgage loan under the GSMS 2017-FARM TSA (see Exhibit 33.9)

33.24	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Marina Heights State Farm mortgage loan under the GSMS 2017-FARM TSA (see Exhibit 33.10)

33.25	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the 90 Hudson mortgage loan under the Benchmark 2018-B1 PSA (see Exhibit 33.15)

33.26	Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the 90 Hudson mortgage loan under the Benchmark 2018-B1 PSA (see Exhibit 33.1)

33.27	Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the 90 Hudson mortgage loan under the Benchmark 2018-B1 PSA (see Exhibit 33.3)

33.28	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the 90 Hudson mortgage loan under the Benchmark 2018-B1 PSA (see Exhibit 33.9)

33.29	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the 90 Hudson mortgage loan under the Benchmark 2018-B1 PSA (see Exhibit 33.10)

33.30	Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the 90 Hudson mortgage loan under the Benchmark 2018-B1 PSA (see Exhibit 33.19)

33.31	Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the 90 Hudson mortgage loan under the Benchmark 2018-B1 PSA (see Exhibit 33.20)

33.32	Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer for the 315 West 36th Street mortgage loan under the COMM 2018-COR3 PSA (see Exhibit 33.1)

33.33	Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the 315 West 36th Street mortgage loan under the COMM 2018-COR3 PSA (see Exhibit 33.1)

33.34	Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the 315 West 36th Street mortgage loan under the COMM 2018-COR3 PSA (see Exhibit 33.3)

33.35	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the 315 West 36th Street mortgage loan under the COMM 2018-COR3 PSA (see Exhibit 33.9)

33.36	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the 315 West 36th Street mortgage loan under the COMM 2018-COR3 PSA (see Exhibit 33.10)

34	Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer

34.2	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer (see Exhibit 34.1)

34.3	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor

34.4	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator

34.5	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as servicing function participant

34.6	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as master servicer for the EOS 21 mortgage loan, the InterContinental San Francisco mortgage loan, the Rochester Hotel Portfolio mortgage loan, the 599 Broadway mortgage loan and the Towers at University Town Center mortgage loan under the Benchmark 2018-B2 PSA

34.7	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CWCapital Asset Management LLC, as special servicer for the EOS 21 mortgage loan, the InterContinental San Francisco mortgage loan, the Rochester Hotel Portfolio mortgage loan, the 599 Broadway mortgage loan and the Towers at University Town Center mortgage loan under the Benchmark 2018-B2 PSA

34.8	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor for the EOS 21 mortgage loan, the InterContinental San Francisco mortgage loan, the Rochester Hotel Portfolio mortgage loan, the 599 Broadway mortgage loan and the Towers at University Town Center mortgage loan under the Benchmark 2018-B2 PSA

34.9	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the EOS 21 mortgage loan, the InterContinental San Francisco mortgage loan, the Rochester Hotel Portfolio mortgage loan, the 599 Broadway mortgage loan and the Towers at University Town Center mortgage loan under the Benchmark 2018-B2 PSA

34.10	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the EOS 21 mortgage loan, the InterContinental San Francisco mortgage loan, the Rochester Hotel Portfolio mortgage loan, the 599 Broadway mortgage loan and the Towers at University Town Center mortgage loan under the Benchmark 2018-B2 PSA

34.11	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer for The SoCal Portfolio mortgage loan under the CGCMT 2018-B2 PSA (see Exhibit 34.1)

34.12	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for The SoCal Portfolio mortgage loan under the CGCMT 2018-B2 PSA (see Exhibit 34.3)

34.13	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator for The SoCal Portfolio mortgage loan under the CGCMT 2018-B2 PSA (see Exhibit 34.4)

34.14	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as servicing function participant for The SoCal Portfolio mortgage loan under the CGCMT 2018-B2 PSA (see Exhibit 34.5)

34.15	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Twelve Oaks Mall mortgage loan under the GSMS 2018-GS9 PSA

34.16	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor for the Twelve Oaks Mall mortgage loan under the GSMS 2018-GS9 PSA (see Exhibit 34.8)

34.17	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Twelve Oaks Mall mortgage loan under the GSMS 2018-GS9 PSA (see Exhibit 34.9)

34.18	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Twelve Oaks Mall mortgage loan under the GSMS 2018-GS9 PSA (see Exhibit 34.10)

34.19	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Twelve Oaks Mall mortgage loan under the GSMS 2018-GS9 PSA

34.20	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Twelve Oaks Mall mortgage loan under the GSMS 2018-GS9 PSA

34.21	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as servicer for the Marina Heights State Farm mortgage loan under the GSMS 2017-FARM TSA (see Exhibit 34.6)

34.22	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor for the Marina Heights State Farm mortgage loan under the GSMS 2017-FARM TSA

34.23	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Marina Heights State Farm mortgage loan under the GSMS 2017-FARM TSA (see Exhibit 34.9)

34.24	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Marina Heights State Farm mortgage loan under the GSMS 2017-FARM TSA (see Exhibit 34.10)

34.25	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the 90 Hudson mortgage loan under the Benchmark 2018-B1 PSA (see Exhibit 34.15)

34.26	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the 90 Hudson mortgage loan under the Benchmark 2018-B1 PSA (see Exhibit 34.1)

34.27	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the 90 Hudson mortgage loan under the Benchmark 2018-B1 PSA (see Exhibit 34.3)

34.28	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the 90 Hudson mortgage loan under the Benchmark 2018-B1 PSA (see Exhibit 34.9)

34.29	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the 90 Hudson mortgage loan under the Benchmark 2018-B1 PSA (see Exhibit 34.10)

34.30	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the 90 Hudson mortgage loan under the Benchmark 2018-B1 PSA (see Exhibit 34.19)

34.31	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the 90 Hudson mortgage loan under the Benchmark 2018-B1 PSA (see Exhibit 34.20)

34.32	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer for the 315 West 36th Street mortgage loan under the COMM 2018-COR3 PSA (see Exhibit 34.1)

34.33	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the 315 West 36th Street mortgage loan under the COMM 2018-COR3 PSA (see Exhibit 34.1)

34.34	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the 315 West 36th Street mortgage loan under the COMM 2018-COR3 PSA (see Exhibit 34.3)

34.35	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the 315 West 36th Street mortgage loan under the COMM 2018-COR3 PSA (see Exhibit 34.9)

34.36	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the 315 West 36th Street mortgage loan under the COMM 2018-COR3 PSA (see Exhibit 34.10)

35	Servicer compliance statements.[8]

35.1	Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer

[8]

This annual report on Form 10-K does not include the servicer compliance statements of (i) LNR Partners, LLC, as special servicer for The SoCal Portfolio mortgage loan under the CGCMT 2018-B2 PSA, (ii) Rialto Capital Advisors, LLC, as special servicer for the Twelve Oaks Mall mortgage loan under the GSMS 2018-GS9 PSA, and (iii) AEGON USA Realty Advisors, LLC, as special servicer for the Marina Heights State Farm mortgage loan under the GSMS 2017-FARM TSA, because each of LNR Partners, LLC, Rialto Capital Advisors, LLC and AEGON USA Realty Advisors, LLC is an unaffiliated party that services less than 10% of the pool assets of the issuing entity, and therefore is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

35.2	Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer (see Exhibit 35.1)

35.3	Servicer compliance statement, Citibank, N.A., as certificate administrator

35.4	Servicer compliance statement, KeyBank National Association, as master servicer for the EOS 21 mortgage loan, the InterContinental San Francisco mortgage loan, the Rochester Hotel Portfolio mortgage loan, the 599 Broadway mortgage loan and the Towers at University Town Center mortgage loan under the Benchmark 2018-B2 PSA

35.5	Servicer compliance statement, CWCapital Asset Management LLC, as special servicer for the EOS 21 mortgage loan, the InterContinental San Francisco mortgage loan, the Rochester Hotel Portfolio mortgage loan, the 599 Broadway mortgage loan and the Towers at University Town Center mortgage loan under the Benchmark 2018-B2 PSA

35.6	Servicer compliance statement, Wells Fargo Bank, National Association, as certificate administrator for the EOS 21 mortgage loan, the InterContinental San Francisco mortgage loan, the Rochester Hotel Portfolio mortgage loan, the 599 Broadway mortgage loan and the Towers at University Town Center mortgage loan under the Benchmark 2018-B2 PSA

35.7	Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer for The SoCal Portfolio mortgage loan under the CGCMT 2018-B2 PSA (see Exhibit 35.1)

35.8	Servicer compliance statement, Citibank, N.A., as certificate administrator for The SoCal Portfolio mortgage loan under the CGCMT 2018-B2 PSA (see Exhibit 35.3)

35.9	Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer for the Twelve Oaks Mall mortgage loan under the GSMS 2018-GS9 PSA

35.10	Servicer compliance statement, Wells Fargo Bank, National Association, as certificate administrator for the Twelve Oaks Mall mortgage loan under the GSMS 2018-GS9 PSA (see Exhibit 35.6)

35.11	Servicer compliance statement, KeyBank National Association, as servicer for the Marina Heights State Farm mortgage loan under the GSMS 2017-FARM TSA (see Exhibit 35.4)

35.12	Servicer compliance statement, Wells Fargo Bank, National Association, as certificate administrator for the Marina Heights State Farm mortgage loan under the GSMS 2017-FARM TSA (see Exhibit 35.6)

35.13	Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer for the 90 Hudson mortgage loan under the Benchmark 2018-B1 PSA

35.14	Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the 90 Hudson mortgage loan under the Benchmark 2018-B1 PSA (see Exhibit 35.1)

35.15	Servicer compliance statement, Wells Fargo Bank, National Association, as certificate administrator for the 90 Hudson mortgage loan under the Benchmark 2018-B1 PSA (see Exhibit 35.6)

35.16	Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer for the 315 West 36th Street mortgage loan under the COMM 2018-COR3 PSA (see Exhibit 35.1)

35.17	Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the 315 West 36th Street mortgage loan under the COMM 2018-COR3 PSA (see Exhibit 35.1)

35.18	Servicer compliance statement, Wells Fargo Bank, National Association, as certificate administrator for the 315 West 36th Street mortgage loan under the COMM 2018-COR3 PSA (see Exhibit 35.6)

99.1	Mortgage Loan Purchase Agreement, dated as of April 1, 2018, between German American Capital Corporation and Citigroup Commercial Mortgage Securities Inc., pursuant to which German American Capital Corporation sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K dated April 10, 2018, and filed by the registrant on April 10, 2018 under Commission File No. 333-207132-17, and is incorporated by reference herein).

99.2	Mortgage Loan Purchase Agreement, dated as of April 1, 2018, between JPMorgan Chase Bank, National Association and Citigroup Commercial Mortgage Securities Inc., pursuant to which JPMorgan Chase Bank, National Association sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K dated April 10, 2018, and filed by the registrant on April 10, 2018 under Commission File No. 333-207132-17, and is incorporated by reference herein).

99.3	Mortgage Loan Purchase Agreement, dated as of April 1, 2018, between Citi Real Estate Funding Inc. and Citigroup Commercial Mortgage Securities Inc., pursuant to which Citi Real Estate Funding Inc. sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K dated April 10, 2018, and filed by the registrant on April 10, 2018 under Commission File No. 333-207132-17, and is incorporated by reference herein).

(b)	The exhibits required to be filed by Registrant pursuant to Item 601of Regulation S-K are listed above.

(c)	Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 29, 2019

Citigroup Commercial Mortgage Securities Inc.

(Depositor)

/s/ Richard Simpson
Richard Simpson, President