Form 10-K
period 2020-12-31
BENCHMARK 2018-B3 COMMERCIAL MORTGAGE TRUST
filed 2021-03-31
CIK 1734103

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

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

Omitted.

Item 14. Principal Accountant Fees and Services.

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

Item 1117 of Regulation AB

Disclosure from Wells Fargo Bank, National Association, as custodian for the EOS 21 mortgage loan, the InterContinental San Francisco mortgage loan, the Rochester Hotel Portfolio mortgage loan, the 599 Broadway mortgage loan and the Towers at University Town Center mortgage loan under the Benchmark 2018-B2 PSA, the Twelve Oaks Mall mortgage loan under the GSMS 2018-GS9 PSA, the Marina Heights State Farm mortgage loan under the GSMS 2017-FARM TSA, the 90 Hudson mortgage loan under the Benchmark 2018-B1 PSA and the 315 West 36th Street mortgage loan under the COMM 2018-COR3 PSA:

Beginning on June 18, 2014, a group of institutional investors filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York, against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts. The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. In November 2018, Wells Fargo Bank reached an agreement, in which it denied any wrongdoing, to resolve such claims on a classwide basis for the 271 RMBS trusts at issue. On May 6, 2019, the court entered an order approving the settlement agreement. Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning several RMBS trusts in New York federal and state court are not covered by the settlement agreement.

In addition to the foregoing cases, in August 2014 and August 2015 Nomura Credit & Capital Inc. (“Nomura”) and Natixis Real Estate Holdings, LLC (“Natixis”) filed a total of seven third-party complaints against Wells Fargo Bank in New York state court. In the underlying first-party actions, Nomura and Natixis have been sued for alleged breaches of representations and warranties made in connection with residential mortgage-backed securities sponsored by them. In the third-party actions, Nomura and Natixis allege that Wells Fargo Bank, as master servicer, primary servicer or securities administrator, failed to notify Nomura and Natixis of their own breaches, failed to properly oversee the primary servicers, and failed to adhere to accepted servicing practices. Natixis additionally alleges that Wells Fargo Bank failed to perform default oversight duties. Wells Fargo Bank has asserted counterclaims alleging that Nomura and Natixis failed to provide Wells Fargo Bank notice of their representation and warranty breaches.

With respect to each of the foregoing litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the related RMBS trusts.

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

[7]

Pursuant to Instruction 3 to Item 1122 of Regulation AB, the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of (i) LNR Partners, LLC, as special servicer for The SoCal Portfolio mortgage loan under the CGCMT 2018-B2 PSA, (ii) Rialto Capital Advisors, LLC, as special servicer for the Twelve Oaks Mall mortgage loan under the GSMS 2018-GS9 PSA, and (iii) AEGON USA Realty Advisors, LLC, as special servicer for the Marina Heights State Farm mortgage loan under the GSMS 2017-FARM TSA, are not included in this report on Form 10-K because each of LNR Partners, LLC, Rialto Capital Advisors, LLC and AEGON USA Realty Advisors, LLC performed activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to 5% or less of the pool assets of the issuing entity. This annual report on Form 10-K does not include the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Wells Fargo Bank, National Association as certificate administrator under the Benchmark 2018-B2 PSA, the GSMS 2018-GS9 PSA, the GSMS 2017-FARM TSA, the Benchmark 2018-B1 PSA and the COMM 2018-COR3 PSA, because the certificate administrator under each such pooling and servicing agreement or trust and servicing agreement does not perform any activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to the issuing entity.

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

33.9	[Reserved]

33.10

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the EOS 21 mortgage loan, the InterContinental San Francisco mortgage loan, the Rochester Hotel Portfolio mortgage loan, the 599 Broadway mortgage loan and the Towers at University Town Center mortgage loan under the Benchmark 2018-B2 PSA

33.11

Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer for The SoCal Portfolio mortgage loan under the CGCMT 2018-B2 PSA (see Exhibit 33.1)

33.12

Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for The SoCal Portfolio mortgage loan under the CGCMT 2018-B2 PSA (see Exhibit 33.3)

33.13

Report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator and custodian for The SoCal Portfolio mortgage loan under the CGCMT 2018-B2 PSA (see Exhibit 33.4)

33.14

Report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as servicing function participant for The SoCal Portfolio mortgage loan under the CGCMT 2018-B2 PSA (see Exhibit 33.5)

33.15

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Twelve Oaks Mall mortgage loan under the GSMS 2018-GS9 PSA

33.16

Report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor for the Twelve Oaks Mall mortgage loan under the GSMS 2018-GS9 PSA (see Exhibit 33.8)

33.17	[Reserved]

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

33.23	[Reserved]

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

33.28	[Reserved]

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

33.35	[Reserved]

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

34.9	[Reserved]

34.10

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the EOS 21 mortgage loan, the InterContinental San Francisco mortgage loan, the Rochester Hotel Portfolio mortgage loan, the 599 Broadway mortgage loan and the Towers at University Town Center mortgage loan under the Benchmark 2018-B2 PSA

34.11

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer for The SoCal Portfolio mortgage loan under the CGCMT 2018-B2 PSA (see Exhibit 34.1)

34.12

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for The SoCal Portfolio mortgage loan under the CGCMT 2018-B2 PSA (see Exhibit 34.3)

34.13

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator and custodian for The SoCal Portfolio mortgage loan under the CGCMT 2018-B2 PSA (see Exhibit 34.4)

34.14

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as servicing function participant for The SoCal Portfolio mortgage loan under the CGCMT 2018-B2 PSA (see Exhibit 34.5)

34.15

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Twelve Oaks Mall mortgage loan under the GSMS 2018-GS9 PSA

34.16

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor for the Twelve Oaks Mall mortgage loan under the GSMS 2018-GS9 PSA (see Exhibit 34.8)

34.17	[Reserved]

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

34.23	[Reserved]

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

34.28	[Reserved]

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

34.35	[Reserved]

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

35.7	Servicer compliance statement, KeyBank National Association, as servicer for the Marina Heights State Farm mortgage loan under the GSMS 2017-FARM TSA (see Exhibit 35.4)

35.8

Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the 90 Hudson mortgage loan under the Benchmark 2018-B1 PSA (see Exhibit 35.1)

35.9

Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer for the 315 West 36th Street mortgage loan under the COMM 2018-COR3 PSA (see Exhibit 35.1)

35.10

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

[8]

This annual report on Form 10-K does not include the servicer compliance statements of (i) LNR Partners, LLC, as special servicer for The SoCal Portfolio mortgage loan under the CGCMT 2018-B2 PSA, (ii) Rialto Capital Advisors, LLC, as special servicer for the Twelve Oaks Mall mortgage loan under the GSMS 2018-GS9 PSA, (iii) AEGON USA Realty Advisors, LLC, as special servicer for the Marina Heights State Farm mortgage loan under the GSMS 2017-FARM TSA and (iv) Wells Fargo Bank, National Association, as master servicer for the Twelve Oaks Mall mortgage loan under the GSMS 2018-GS9 PSA and the 90 Hudson mortgage loan under the Benchmark 2018-B1 PSA, because each of LNR Partners, LLC, Rialto Capital Advisors, LLC, AEGON USA Realty Advisors, LLC and Wells Fargo Bank, National Association is an unaffiliated party that services less than 10% of the pool assets of the issuing entity, and therefore is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.  This annual report on Form 10-K does not include the servicer compliance statements of (i) Wells Fargo Bank, National Association as certificate administrator under the Benchmark 2018-B2 PSA, the GSMS 2018-GS9 PSA, the GSMS 2017-FARM TSA, the Benchmark 2018-B1 PSA and the COMM 2018-COR3 PSA and (ii) Citibank, N.A. as certificate administrator under the CGCMT 2018-B2 PSA, because the certificate administrator under each such pooling and servicing agreement or trust and servicing agreement is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB with respect to the issuing entity.

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

Date: March 30, 2021

Citigroup Commercial Mortgage Securities Inc.

(Depositor)

/s/ Richard Simpson
Richard Simpson, President