Form 10-K
period 2022-12-31
BENCHMARK 2018-B3 COMMERCIAL MORTGAGE TRUST
filed 2023-03-31
CIK 1734103

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to__________

Commission file number__________

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

388 Greenwich Street Trading, 4th Floor

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. 

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

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

Not Applicable

EXPLANATORY NOTES

1 The EOS 21 mortgage loan, which represented approximately 5.5% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The InterContinental San Francisco mortgage loan, which represented approximately 4.6% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Rochester Hotel Portfolio mortgage loan, which represented approximately 3.7% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The 599 Broadway mortgage loan, which represented approximately 3.2% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Tower at University Town Center mortgage loan, which represented approximately 1.0% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The EOS 21 mortgage loan, the InterContinental San Francisco mortgage loan, the Rochester Hotel Portfolio mortgage loan, the 599 Broadway mortgage loan, the Towers at University Town Center mortgage loan and each of the related companion loan(s) are serviced pursuant to the Benchmark 2018-B2 PSA.

2 The SoCal Portfolio mortgage loan, which represented approximately 4.6% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The SoCal Portfolio mortgage loan and the related companion loan(s) are serviced pursuant to the CGCMT 2018-B2 PSA.

3 The Twelve Oaks Mall mortgage loan, which represented approximately 4.6% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Twelve Oaks Mall mortgage loan and the related companion loan(s) are serviced pursuant to the GSMS 2018-GS9 PSA.

4 The Marina Heights State Farm mortgage loan, which represented approximately 4.1% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Marina Heights State Farm mortgage loan and the related companion loan(s) are serviced pursuant to the GSMS 2017-FARM TSA. Effective as of April 9, 2021, AEGON USA Realty Advisors, LLC was terminated as the special servicer under the GSMS 2017-FARM TSA and Situs Holdings, LLC has been appointed to act as successor special servicer under the GSMS 2017-FARM TSA, as disclosed in the Current Report on Form 8-K filed by the registrant on April 9, 2021 under Commission File No. 333-207132-17.

5 The 90 Hudson mortgage loan, which represented approximately 2.7% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The 90 Hudson mortgage loan and the related companion loan(s) are serviced pursuant to the Benchmark 2018-B1 PSA. Effective as of July 14, 2021, Midland Loan Services, a Division of PNC Bank, National Association was terminated as the special servicer under the Benchmark 2018-B1 PSA and LNR Partners, LLC has been appointed to act as successor special servicer under the Benchmark 2018-B1 PSA, as disclosed in the Current Report on Form 8-K filed by the registrant on July 14, 2021 under Commission File No. 333-207132-17.

6 The 315 West 36th Street mortgage loan, which represented approximately 2.7% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The 315 West 36th Street mortgage loan and the related companion loan(s) are serviced pursuant to the COMM 2018-COR3 PSA.

7 Pursuant to Instruction 3 to Item 1122 of Regulation AB, the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of (i) Rialto Capital Advisors, LLC, as special servicer for the Twelve Oaks Mall mortgage loan under the GSMS 2018-GS9 PSA and (ii) Situs Holdings, LLC, as special servicer for the Marina Heights State Farm mortgage loan on and after April 9, 2021 under the GSMS 2017-FARM TSA, are not included in this report on Form 10-K because each of Rialto Capital Advisors, LLC and Situs Holdings, LLC performed activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to 5% or less of the pool assets of the issuing entity. This annual report on Form 10-K does not include the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Wells Fargo Bank, National Association as certificate administrator under the Benchmark 2018-B2 PSA, the GSMS 2018-GS9 PSA, the GSMS 2017-FARM TSA, the Benchmark 2018-B1 PSA and the COMM 2018-COR3 PSA, because the certificate administrator under each such pooling and servicing agreement or trust and servicing agreement does not perform any activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to the issuing entity.

8 This annual report on Form 10-K does not include the servicer compliance statements of (i) LNR Partners, LLC, as special servicer for The SoCal Portfolio mortgage loan under the CGCMT 2018-B2 PSA, (ii) Rialto Capital Advisors, LLC, as special servicer for the Twelve Oaks Mall mortgage loan under the GSMS 2018-GS9 PSA, (iii) Situs Holdings, LLC, as special servicer for the Marina Heights State Farm mortgage loan on and after April 9, 2021 under the GSMS 2017-FARM TSA, (iv) Wells Fargo Bank, National Association, as master servicer for the Twelve Oaks Mall mortgage loan under the GSMS 2018-GS9 PSA and the 90 Hudson mortgage loan under the Benchmark 2018-B1 PSA and (v) LNR Partners, LLC, as special servicer for the 90 Hudson mortgage loan on and after July 14, 2021 under the Benchmark 2018-B1 PSA, because each of LNR Partners, LLC, Rialto Capital Advisors, LLC, Situs Holdings, LLC and Wells Fargo Bank, National Association is an unaffiliated party that services less than 10% of the pool assets of the issuing entity, and therefore is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB. This annual report on Form 10-K does not include the servicer compliance statements of (i) Wells Fargo Bank, National Association as certificate administrator under the Benchmark 2018-B2 PSA, the GSMS 2018-GS9 PSA, the GSMS 2017-FARM TSA, the Benchmark 2018-B1 PSA and the COMM 2018-COR3 PSA and (ii) Citibank, N.A. as certificate administrator under the CGCMT 2018-B2 PSA, because the certificate administrator under each such pooling and servicing agreement or trust and servicing agreement is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB with respect to the issuing entity.

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

In December 2014, Phoenix Light SF Limited (Phoenix Light) and certain related entities filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank, N.A., in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York and by IKB International and IKB Deutsche Industriebank in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, N.A., as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. In July 2022, the district court dismissed Phoenix Light’s claims and certain of the claims asserted by Commerzbank AG, and subsequently entered judgment in each case in favor of Wells Fargo Bank, N.A. In August 2022, Phoenix Light and Commerzbank AG appealed the district court’s decision to the United States Court of Appeals for the Second Circuit. The Company previously settled two class actions filed by institutional investors and an action filed by the National Credit Union Administration with similar allegations. In addition, Park Royal I LLC and Park Royal II LLC have filed substantially similar lawsuits in New York state court alleging Wells Fargo Bank, N.A., as trustee, failed to take appropriate actions upon learning of defective mortgage loan documentation.

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

On December 17, 2015, U.S. Bank National Association, the trustee under five pooling and servicing agreements for (i) Wachovia Bank Commercial Mortgage Trust 2007-C30, (ii) COBALT CMBS Commercial Trust 2007-C2, (iii) Wachovia Bank Commercial Mortgage Trust 2007-C31, (iv) ML-CFC Commercial Mortgage Trust 2007-5 and (v) ML-CFC Commercial Mortgage Trust 2007-6 commenced a proceeding with the Second Judicial District Court of Ramsey County, Minnesota (the “State Court”) for a declaratory judgment as to the proper allocation of certain proceeds (“Disputed Proceeds”) received by CWCAM in connection with the sale of the Peter Cooper Village and Stuyvesant Town property in New York, New York securing loans held by those trusts. CWCAM was the special servicer of such property. The petition requests the State Court to instruct the trustee, the trust beneficiaries, and any other interested parties as to the amount of the Disputed Proceeds, if any, that constitute penalty interest and/or the amount of the Disputed Proceeds, if any, that constitute gain-on-sale proceeds, with respect to each trust. On February 24, 2016, CWCAM made a limited appearance with the State Court to file a motion to dismiss this proceeding based on lack of jurisdiction, mootness, standing and forum non conveniens. On July 19, 2016, the State Court denied CWCAM’s motion to dismiss. On July 22, 2016, the action was removed to federal court in Minnesota (“FederalCourt”). On October 21, 2016, the Federal Court held a hearing on the motion to transfer the action to the United States District Court for the Southern District of New York (“SDNY Court”), a motion to remand to state court and a motion to hear CWCAM’s request for reconsideration of the motion to dismiss. On March 14, 2017, the Federal Court reserved the determination on the motion to hear CWCAM’s request for reconsideration of the motion to dismiss, denied the motion to remand the matter to state court and granted the motion to transfer the proceeding to the SDNY Court. Cross motions for judgment on the pleadings were filed but the SDNY Court was unable to decide the case based on the pleadings and the SDNY Court ordered discovery. All fact discovery was completed in December, 2018 and expert discovery was completed on March 15, 2019. The parties submitted cross motions for summary judgment, and on March 19, 2020, the SDNY Court entered an opinion and order in which it granted summary judgment in CWCAM’s favor and held that CWCAM was entitled to the entire amount of penalty interest and that CWCAM’s determination of Yield Maintenance was correct. In the 127-page opinion, the SDNY Court found for CWCAM on every issue presented by the trustee’s petition, namely, that the funds in dispute constitute penalty interest and yield maintenance, not gain-on-sale proceeds, and that the amount of penalty interest and yield maintenance was correctly calculated. An appeal of the SDNY Court’s decision was taken on April 29, 2020. Oral argument on the appeal occurred on June 21, 2021. On July 14, 2022, the Second Circuit entered a decision affirming in part and reversing in part the SDNY Court’s decision and remanding to the SDNY Court for further proceedings. The Second Circuit affirmed the SDNY’s Court holding that Penalty Interest and Yield Maintenance are paid before Gain-On-Sale Proceeds. The Second Circuit reversed and remanded for further proceedings that portion of the SDNY Court’s decision related to approximately $67.2 million in interest on advances. On January 13, 2023, the parties entered into a settlement agreement, in which (among other things) they agreed to stipulate that the amount of interest on advances that accrued on or before June 3, 2014 is $27.5 million, and that CWCAM would pay that amount into escrow for distribution to certificateholders upon the entry of an order by the Court approving the settlement. U.S. Bank National Association, as Trustee for the trusts, provided notice of the settlement to all parties in interest via a notice program approved by the Court. A hearing on the settlement is scheduled for March 16, 2023.

On December 1, 2017, a complaint against CWCAM and others was filed in the United States District Court for the Southern District of New York styled as CWCapital Cobalt Vr Ltd. v. CWCapital Investments LLC, et al., No. 17-cv-9463 (the “Original Complaint”). The gravamen of the Original Complaint alleged breaches of a contract and fiduciary duties by CWCAM’s affiliate, CWCapital Investments LLC in its capacity as collateral manager for the collateralized debt obligation transaction involving CWCapital Cobalt Vr, Ltd. In total, there are 14 counts pled in the Original Complaint. Of those 14, 5 claims were asserted against CWCAM for aiding and abetting breach of fiduciary duty, conversion and unjust enrichment. On May 23, 2018, the Original Complaint was dismissed for lack of subject matter jurisdiction. On June 28, 2018, CWCapital Cobalt Vr Ltd. filed a substantially similar complaint in the Supreme Court of the State of New York, County of New York styled as CWCapital Cobalt Vr Ltd. v. CWCapital Investments LLC, et al., Index No. 653277/2018 (the “New Complaint”). The gravamen of the New Complaint is the same as the previous complaint filed in the United State District Court for the Southern District of New York. In total there are 16 counts pled in the New Complaint. Of those 16 counts, 5 claims were asserted against CWCAM for aiding and abetting breach of fiduciary duty, conversion and unjust enrichment, 1 count seeks a declaratory judgement that the plaintiff has the right to enforce the contracts in question and 1 count seeks an injunction requiring the defendants to recognize the plaintiff as the directing holder for the trusts in question. On January 11, 2019, the plaintiff dismissed with prejudice the declaratory judgment and injunction counts. The New Complaint and related summons was not served on the defendants until July 13, 2018 and July 16, 2018. The plaintiff’s motion for a preliminary injunction was denied by the court on July 31, 2018. On August 3, 2018, the defendants, including CWCAM, filed a motion to dismiss the New Complaint in its entirety. On August 20, 2019, the court entered an order granting defendants’ motion almost in its entirety, dismissing 11 of the 16 counts and partially dismissing 2 additional counts. Of the remaining counts, 2 are asserted against CWCAM for aiding and abetting breach of fiduciary duty and unjust enrichment. On September 19, 2019, CWCapital Cobalt Vr Ltd. filed a notice of appeal relating to the August 20, 2019 dismissal order and on September 26, 2019, filed an amended complaint against CWCI and CWCAM attempting to address deficiencies relating to certain of the claims dismissed by the August 20, 2019 order. CWCI and CWCAM filed its Motion to Dismiss the amended complaint on October 28, 2019. The court heard argument on the Motion to Dismiss the amended complaint on January 22, 2020 and on October 23, 2020, the court granted the motion dismissing the amended claims. On November 30, 2020, CWCapital Cobalt Vr Ltd filed a notice of appeal relating to the October 23, 2020 dismissal order. On April 27, 2021, the First Department affirmed the dismissal as to claims against CWCAM that were part of the August 20, 2019 dismissal, but reversed the dismissal of two counts for breach of the Collateral Management Agreement against CWCI. CWCI sought leave to file an appeal of the decision. The plaintiff also sought leave to appeal the dismissal of the claims against CWCAM. Both requests for leave were denied by the First Department. On May 15, 2020, CWCI and CWCAM filed a motion to renew its motion to dismiss as to 4 of the remaining counts (including the remaining two counts against CWCAM for aiding and abetting breach of fiduciary duty and unjust enrichment), based on a decision entered by Judge Failla in a trust instruction proceeding in the US District Court for the Southern District of New York awarding summary judgment in favor of CWCAM. On September 7, 2021, the court denied the motion to renew. CWCI and CWCAM filed a notice of appeal, which they perfected by the filing of their opening brief on July 1, 2022. On November 15, 2022, the First Department affirmed the court’s denial of the motion to renew. On October 1, 2021, CWCI and CWCAM moved to reargue the denial of the motion to renew (or alternatively, the motion to dismiss) with respect to certain of Cobalt’s claims, including the remaining 2 claims against CWCAM, based on the First Department’s April 27, 2021 decision. On March 24, 2022, the court denied the relief sought in the motion to reargue. CWCI and CWCAM have appealed the court’s decision on the motion to reargue and filed their opening brief on July 11, 2022. The appeal was dismissed as being non-appealable on August 30, 2022. CWCAM believes that it has performed its obligations under the related pooling and servicing agreements in good faith and the remaining allegations in the New Complaint are without merit.

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

The report on assessment of compliance with applicable servicing criteria furnished pursuant to Item 1122 of Regulation AB by KeyBank National Association (“KeyBank”) discloses that a material instance of noncompliance occurred, as described below:

1) Servicing Criteria impacted

1122(d)(4)(ix) –Adjustments to interest rates or rates of return for pool assets with variable rates are computed based on the related pool asset documents.

2) Material Instance of Noncompliance with Servicing Criteria

During compliance testing, it was discovered, that not all FlexARM loan mortgagors were offered loan rates within 45-60 days before the rate change date, as required per the related pool asset documents. Per the Note, if the holder fails to offer a loan rate within 45-60 days of any change date a margin of 2.25% is to be used. Given the notification was not made to the borrowers, a 3% margin was incorrectly applied. The noncompliance in Item 1122 (d)(4)(ix) is related to a servicing portfolio which is wholly owned by the investor and is not held in a publicly traded security.

3) Remediation

The following remediation procedures have been initiated by KeyBank: (i) the impacted mortgage loans are currently in the process of being identified, (ii) investor contact has been initiated, (iii) corrective actions are being considered and will be tracked and monitored by senior management, (iv) procedures will be reviewed and revised, if necessary, to include new tracking and action steps to prevent this situation from recurring in the future, and (v) training will be provided to the relevant staff members to prevent a recurrence.

The identified material instance of noncompliance with servicing criteria did not involve the servicing of the assets backing the asset-backed securities covered in this Form 10-K.

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

4.2

Pooling and Servicing Agreement, dated as of February 1, 2018 (the “Benchmark 2018-B2 PSA”), by and among J.P. Morgan Chase Commercial Mortgage Securities Corp., as depositor, KeyBank National Association, as master servicer, CWCapital Asset Management LLC, as special servicer, Pentalpha Surveillance LLC, as operating advisor and asset representations reviewer, and Wells Fargo Bank, National Association, as certificate administrator and trustee (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K dated April 10, 2018, and filed by the registrant on April 10, 2018 under Commission File No. 333-207132-17, and is incorporated by reference herein). (see Explanatory Note #1)

4.3

Pooling and Servicing Agreement, dated as of March 1, 2018 (the “CGCMT 2018-B2 PSA”), by and among Citigroup Commercial Mortgage Securities Inc., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, LNR Partners, LLC, as special servicer, Park Bridge Lender Services LLC, as operating advisor and asset representations reviewer, Citibank, N.A., as certificate administrator, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K dated April 10, 2018, and filed by the registrant on April 10, 2018 under Commission File No. 333-207132-17, and is incorporated by reference herein). (see Explanatory Note #2)

4.4

Pooling and Servicing Agreement, dated as of March 1, 2018 (the “GSMS 2018-GS9 PSA”), by and among GS Mortgage Securities Corporation II, as depositor, Wells Fargo Bank, National Association, as master servicer, Rialto Capital Advisors, LLC, as special servicer, Pentalpha Surveillance LLC, as operating advisor and asset representations reviewer, Wells Fargo Bank, National Association, as certificate administrator, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.4 to the registrant’s Current Report on Form 8-K dated April 10, 2018, and filed by the registrant on April 10, 2018 under Commission File No. 333-207132-17, and is incorporated by reference herein). (see Explanatory Note #3)

4.5

Trust and Servicing Agreement, dated as of September 1, 2017 (the “GSMS 2017-FARM TSA”), by and among GS Mortgage Securities Corporation II, as depositor, KeyBank National Association, as servicer, Situs Holdings, LLC (as successor to AEGON USA Realty Advisors, LLC), as special servicer, Pentalpha Surveillance LLC, as operating advisor, and Wells Fargo Bank, National Association, as certificate administrator, custodian and trustee (filed as Exhibit 4.5 to the registrant’s Current Report on Form 8-K dated April 10, 2018, and filed by the registrant on April 10, 2018 under Commission File No. 333-207132-17, and is incorporated by reference herein). (see Explanatory Note #4)

4.6

Pooling and Servicing Agreement, dated as of January 1, 2018 (the “Benchmark 2018-B1 PSA”), by and among Deutsche Mortgage & Asset Receiving Corporation, as depositor, Wells Fargo Bank, National Association, as master servicer, LNR Partners, LLC (as successor to Midland Loan Services, a Division of PNC Bank, National Association), as special servicer, Park Bridge Lender Services LLC, as operating advisor and asset representations reviewer, Wells Fargo Bank, National Association, as certificate administrator, paying agent and custodian, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.6 to the registrant’s Current Report on Form 8-K dated April 10, 2018, and filed by the registrant on April 10, 2018 under Commission File No. 333-207132-17, and is incorporated by reference herein). (see Explanatory Note #5)

4.7

Pooling and Servicing Agreement, dated as of May 1, 2018 (the “COMM 2018-COR3 PSA”), by and among Deutsche Mortgage & Asset Receiving Corporation, as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer and special servicer, Park Bridge Lender Services LLC, as operating advisor and asset representations reviewer, Wells Fargo Bank, National Association, as certificate administrator, paying agent and custodian, and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K dated May 22, 2018, and filed by the registrant on May 29, 2018 under Commission File No. 333-207132-17, and is incorporated by reference herein). (see Explanatory Note #6)

31	Rule 15d-14(d) Certification

33	Reports on assessment of compliance with servicing criteria for asset-backed securities. (see Explanatory Note #7)

33.1	Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer

33.2	Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer (see Exhibit 33.1)

33.3	Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor

33.4	Report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator

33.5	Report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as servicing function participant

33.6	Report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee

33.7

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

33.10a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the EOS 21 mortgage loan, the InterContinental San Francisco mortgage loan, the Rochester Hotel Portfolio mortgage loan, the 599 Broadway mortgage loan and the Towers at University Town Center mortgage loan under the Benchmark 2018-B2 PSA

33.10b

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

33.11a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee for the EOS 21 mortgage loan, the InterContinental San Francisco mortgage loan, the Rochester Hotel Portfolio mortgage loan, the 599 Broadway mortgage loan and the Towers at University Town Center mortgage loan under the Benchmark 2018-B2 PSA

33.11b

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

33.13	Report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer for The SoCal Portfolio mortgage loan under the CGCMT 2018-B2 PSA

33.14

Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for The SoCal Portfolio mortgage loan under the CGCMT 2018-B2 PSA (see Exhibit 33.3)

33.15

Report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator and custodian for The SoCal Portfolio mortgage loan under the CGCMT 2018-B2 PSA (see Exhibit 33.4)

33.16

Report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as servicing function participant for The SoCal Portfolio mortgage loan under the CGCMT 2018-B2 PSA (see Exhibit 33.5)

33.17

Report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee for The SoCal Portfolio mortgage loan under the CGCMT 2018-B2 PSA (see Exhibit 33.6)

33.18

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Twelve Oaks Mall mortgage loan under the GSMS 2018-GS9 PSA

33.19

Report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor for the Twelve Oaks Mall mortgage loan under the GSMS 2018-GS9 PSA (see Exhibit 33.9)

33.20a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Twelve Oaks Mall mortgage loan under the GSMS 2018-GS9 PSA (see Exhibit 33.10a)

33.20b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian for the Twelve Oaks Mall mortgage loan under the GSMS 2018-GS9 PSA (see Exhibit 33.10b)

33.21

Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant for the Twelve Oaks Mall mortgage loan under the GSMS 2018-GS9 PSA

33.22

Report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee for the Twelve Oaks Mall mortgage loan under the GSMS 2018-GS9 PSA (see Exhibit 33.6)

33.23

Report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as servicer for the Marina Heights State Farm mortgage loan under the GSMS 2017-FARM TSA (see Exhibit 33.7)

33.24

Report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor for the Marina Heights State Farm mortgage loan under the GSMS 2017-FARM TSA (see Exhibit 33.9)

33.25a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Marina Heights State Farm mortgage loan under the GSMS 2017-FARM TSA (see Exhibit 33.10a)

33.25b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian for the Marina Heights State Farm mortgage loan under the GSMS 2017-FARM TSA (see Exhibit 33.10b)

33.26a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee for the Marina Heights State Farm mortgage loan under the GSMS 2017-FARM TSA (see Exhibit 33.11a)

33.26b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee for the Marina Heights State Farm mortgage loan under the GSMS 2017-FARM TSA (see Exhibit 33.11b)

33.27

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the 90 Hudson mortgage loan under the Benchmark 2018-B1 PSA (see Exhibit 33.18)

33.28

Report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer for the 90 Hudson mortgage loan under the Benchmark 2018-B1 PSA (see Exhibit 33.13)

33.29

Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the 90 Hudson mortgage loan under the Benchmark 2018-B1 PSA (see Exhibit 33.3)

33.30a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the 90 Hudson mortgage loan under the Benchmark 2018-B1 PSA (see Exhibit 33.10a)

33.30b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian for the 90 Hudson mortgage loan under the Benchmark 2018-B1 PSA (see Exhibit 33.10b)

33.31

Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant for the 90 Hudson mortgage loan under the Benchmark 2018-B1 PSA (see Exhibit 33.21)

33.32

Report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee for the 90 Hudson mortgage loan under the Benchmark 2018-B1 (see Exhibit 33.6)

33.33

Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer for the 315 West 36th Street mortgage loan under the COMM 2018-COR3 PSA (see Exhibit 33.1)

33.34

Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the 315 West 36th Street mortgage loan under the COMM 2018-COR3 PSA (see Exhibit 33.1)

33.35

Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the 315 West 36th Street mortgage loan under the COMM 2018-COR3 PSA (see Exhibit 33.3)

33.36a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the 315 West 36th Street mortgage loan under the COMM 2018-COR3 PSA (see Exhibit 33.10a)

33.36b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian for the 315 West 36th Street mortgage loan under the COMM 2018-COR3 PSA (see Exhibit 33.10b)

33.37a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee for the 315 West 36th Street mortgage loan under the COMM 2018-COR3 PSA (see Exhibit 33.11a)

33.37b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee for the 315 West 36th Street mortgage loan under the COMM 2018-COR3 PSA (see Exhibit 33.11b)

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

34.3	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor

34.4	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator

34.5	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as servicing function participant

34.6	Report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee

34.7

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as master servicer for the EOS 21 mortgage loan, the InterContinental San Francisco mortgage loan, the Rochester Hotel Portfolio mortgage loan, the 599 Broadway mortgage loan and the Towers at University Town Center mortgage loan under the Benchmark 2018-B2 PSA

34.8

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CWCapital Asset Management LLC, as special servicer for the EOS 21 mortgage loan, the InterContinental San Francisco mortgage loan, the Rochester Hotel Portfolio mortgage loan, the 599 Broadway mortgage loan and the Towers at University Town Center mortgage loan under the Benchmark 2018-B2 PSA

34.9

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor for the EOS 21 mortgage loan, the InterContinental San Francisco mortgage loan, the Rochester Hotel Portfolio mortgage loan, the 599 Broadway mortgage loan and the Towers at University Town Center mortgage loan under the Benchmark 2018-B2 PSA

34.10a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the EOS 21 mortgage loan, the InterContinental San Francisco mortgage loan, the Rochester Hotel Portfolio mortgage loan, the 599 Broadway mortgage loan and the Towers at University Town Center mortgage loan under the Benchmark 2018-B2 PSA

34.10b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian for the EOS 21 mortgage loan, the InterContinental San Francisco mortgage loan, the Rochester Hotel Portfolio mortgage loan, the 599 Broadway mortgage loan and the Towers at University Town Center mortgage loan under the Benchmark 2018-B2 PSA

34.11a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee for the EOS 21 mortgage loan, the InterContinental San Francisco mortgage loan, the Rochester Hotel Portfolio mortgage loan, the 599 Broadway mortgage loan and the Towers at University Town Center mortgage loan under the Benchmark 2018-B2 PSA

34.11b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee for the EOS 21 mortgage loan, the InterContinental San Francisco mortgage loan, the Rochester Hotel Portfolio mortgage loan, the 599 Broadway mortgage loan and the Towers at University Town Center mortgage loan under the Benchmark 2018-B2 PSA

34.12

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer for The SoCal Portfolio mortgage loan under the CGCMT 2018-B2 PSA (see Exhibit 34.1)

34.13

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer for The SoCal Portfolio mortgage loan under the CGCMT 2018-B2 PSA

34.14

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for The SoCal Portfolio mortgage loan under the CGCMT 2018-B2 PSA (see Exhibit 34.3)

34.15

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator and custodian for The SoCal Portfolio mortgage loan under the CGCMT 2018-B2 PSA (see Exhibit 34.4)

34.16

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as servicing function participant for The SoCal Portfolio mortgage loan under the CGCMT 2018-B2 PSA (see Exhibit 34.5)

34.17

Report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee for The SoCal Portfolio mortgage loan under the CGCMT 2018-B2 PSA (see Exhibit 34.6)

34.18

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Twelve Oaks Mall mortgage loan under the GSMS 2018-GS9 PSA

34.19

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor for the Twelve Oaks Mall mortgage loan under the GSMS 2018-GS9 PSA (see Exhibit 34.9)

34.20a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Twelve Oaks Mall mortgage loan under the GSMS 2018-GS9 PSA (see Exhibit 34.10a)

34.20b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian for the Twelve Oaks Mall mortgage loan under the GSMS 2018-GS9 PSA (see Exhibit 34.10b)

34.21

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant for the Twelve Oaks Mall mortgage loan under the GSMS 2018-GS9 PSA

34.22

Report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee for the Twelve Oaks Mall mortgage loan under the GSMS 2018-GS9 PSA (see Exhibit 34.6)

34.23

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as servicer for the Marina Heights State Farm mortgage loan under the GSMS 2017-FARM TSA (see Exhibit 34.7)

34.24

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor for the Marina Heights State Farm mortgage loan under the GSMS 2017-FARM TSA (see Exhibit 34.9)

34.25a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Marina Heights State Farm mortgage loan under the GSMS 2017-FARM TSA (see Exhibit 34.10a)

34.25b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian for the Marina Heights State Farm mortgage loan under the GSMS 2017-FARM TSA (see Exhibit 34.10b)

34.26a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee for the Marina Heights State Farm mortgage loan under the GSMS 2017-FARM TSA (see Exhibit 34.11a)

34.26b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee for the Marina Heights State Farm mortgage loan under the GSMS 2017-FARM TSA (see Exhibit 34.11b)

34.27

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the 90 Hudson mortgage loan under the Benchmark 2018-B1 PSA (see Exhibit 34.18)

34.28

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer for the 90 Hudson mortgage loan under the Benchmark 2018-B1 PSA (see Exhibit 34.13)

34.29

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the 90 Hudson mortgage loan under the Benchmark 2018-B1 PSA (see Exhibit 34.3)

34.30a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the 90 Hudson mortgage loan under the Benchmark 2018-B1 PSA (see Exhibit 34.10a)

34.30b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian for the 90 Hudson mortgage loan under the Benchmark 2018-B1 PSA (see Exhibit 34.10b)

34.31

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant for the 90 Hudson mortgage loan under the Benchmark 2018-B1 PSA (see Exhibit 34.21)

34.32

Report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee for the 90 Hudson mortgage loan under the Benchmark 2018-B1 (see Exhibit 34.6)

34.33

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer for the 315 West 36th Street mortgage loan under the COMM 2018-COR3 PSA (see Exhibit 34.1)

34.34

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the 315 West 36th Street mortgage loan under the COMM 2018-COR3 PSA (see Exhibit 34.1)

34.35

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the 315 West 36th Street mortgage loan under the COMM 2018-COR3 PSA (see Exhibit 34.3)

34.36a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the 315 West 36th Street mortgage loan under the COMM 2018-COR3 PSA (see Exhibit 34.10a)

34.36b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian for the 315 West 36th Street mortgage loan under the COMM 2018-COR3 PSA (see Exhibit 34.10b)

34.37a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee for the 315 West 36th Street mortgage loan under the COMM 2018-COR3 PSA (see Exhibit 34.11a)

34.37b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee for the 315 West 36th Street mortgage loan under the COMM 2018-COR3 PSA (see Exhibit 34.11b)

35	Servicer compliance statements. (see Explanatory Note #8)

35.1	Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer

35.2	Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer (see Exhibit 35.1)

35.3	Servicer compliance statement, Citibank, N.A., as certificate administrator

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

Date: March 30, 2023

Citigroup Commercial Mortgage Securities Inc.

(Depositor)

/s/ Richard Simpson
Richard Simpson, President